Form 10-Q
period 2008-03-29
Landis Plastics, Inc; CPI HOLDING CORP; Captive Holdings, Inc.; Caplas Neptune, LLC; Berry Plastics Acquisition CORP XV, LLC; Covalence Specialty Coatings LLC; AEROCON INC /DE/; PACKERWARE CORP; KNIGHT PLASTICS INC; Covalence Specialty Adhesives LLC
filed 2008-05-12
CIK 1381515, 1093666, 1426499, 1426501, 1381522, 1372793, 1075629, 1075620, 1075626, 1372792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008
or
[   ]            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number 333-138380
BERRY PLASTICS CORPORATION
(f/k/a Berry Plastics Holding Corporation)
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrant’s telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrants:  (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]         Accelerated filer  [     ]            Non-accelerated filer [  X  ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of May 11, 2008 all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Tubed Products, LLC	Delaware	3089	56-2374082	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Landis Plastics, LLC	Delaware	3089	36-2471333	(a)

Table of Additional Registrant Guarantors (Continued)

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Holdings, Inc.	Delaware	3089	20-1290475	(a)
Captive Plastics, Inc.	New Jersey	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)
(a)  101 Oakley Street, Evansville, IN 47710

INTRODUCTION

On February 16, 2006, Apollo Management, L. P. (“Apollo”), an investment management firm, through its affiliate Apollo Management V., L. P., acquired substantially all of the assets and liabilities of Tyco Plastics & Adhesives under a Stock and Asset Purchase Agreement dated December 20, 2005 among Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”), Tyco International S.A., and Tyco Group S.ar.l.  These assets and liabilities were acquired by Old Covalence Holding’s wholly owned subsidiary Covalence Specialty Materials Corp. (“Old Covalence”) and its affiliates.  As a result, Old Covalence acquired through certain equity interests of, and certain assets and liabilities held by direct and indirect operating subsidiaries of Tyco International Ltd.

On September 20, 2006, Berry Plastics Group, Inc.’s (an affiliate of Apollo and investee of Apollo Investment Fund VI, L. P.) (“Old Berry Group”) wholly owned subsidiary BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation (“Old Berry Holding”).  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, Graham Berry Holdings, L.P. and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

On April 3, 2007, Old Covalence Holding merged with Old Berry Group (the “Berry Covalence Merger”).  Old Covalence Holding was the surviving corporation and changed its name to Berry Plastics Group, Inc. (“Berry Group”).  As a result of the Berry Covalence Merger, Old Berry Holding and Old Covalence were combined as a direct subsidiary of Berry Group and retained the name Berry Plastics Holding Corporation.

Prior to the Berry Covalence Merger, Old Covalence and Old Berry Holding were considered entities under the common control of Apollo Management L.P. as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to the Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of the Berry Covalence Merger, the financial statements of these entities are being presented retroactively on a combined basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates.

In connection with the closing of the Berry Covalence Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer’ Old Covalence.  The Company, therefore has adopted a September year-end and commencing with periodic reports after the consummation of the Berry Covalence Merger on April 3, 2007, began filing its periodic reports on a combined basis.

On December 29, 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).

The financial data for the Company for the thirteen and twenty-six weeks ended March 31, 2007 include the combined results of operations of Old Covalence and Old Berry Holding.  The financial data for the Company for the thirteen and twenty-six weeks ended March 29, 2008 include the consolidated results of operations of the Company.  The balance sheets as of March 29, 2008 and September 29, 2007 also represent the consolidated balance sheets of the Company as of each date, respectively.  All adjustments that management considers necessary for a fair presentation of Berry Plastics Corporation’s financial position and results of operations as of the date and for the period indicated have been included.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	reliance on unpatented propriety know-how and trade secrets
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the factors discussed in our Form 10-K for the fiscal year ended September 29, 2007 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended September 29, 2007 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

AVAILABLE INFORMATION

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended March 29, 2008

Part 1.   Financial Information
Item 1.   Financial Statements

Berry Plastics Corporation
Consolidated Balance Sheets
 (In Millions of Dollars)

	March 29, 2008	September 29, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19.5	$14.6
Accounts receivable (less allowance for doubtful accounts of $11.4 at March 29, 2008 and $11.3 at September 29, 2007)	397.7	372.5
Inventories:
Finished goods	275.2	227.3
Raw materials and work in process	176.1	158.0
	451.3	385.3
Deferred income taxes	35.7	31.7
Prepaid expenses and other current assets	32.8	35.7
Total current assets	937.0	839.8

Property and equipment:
Land	38.1	42.2
Buildings and improvements	154.4	178.7
Equipment and construction in progress	922.8	735.1
	1,115.3	956.0
Less accumulated depreciation	246.8	171.0
	868.5	785.0

Goodwill, intangible assets and deferred costs	2,644.1	2,242.1
Other assets	2.3	2.5
	2,646.4	2,244.6
Total assets	$4,451.9	$3,869.4

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	March 29, 2008	September 29, 2007
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$277.7	$263.2
Accrued expenses and other current liabilities	183.8	189.4
Current portion of long-term debt	18.1	17.4
Total current liabilities	479.6	470.0

Long-term debt, less current portion	3,304.3	2,693.3
Deferred income taxes	181.7	217.7
Other long-term liabilities	105.9	38.4
Total liabilities	4,071.5	3,419.4

Commitments and contingencies

Stockholders' equity:
Contributed equity from parent, net	605.7	598.1
Accumulated deficit	(212.5)	(151.9)
Accumulated other comprehensive income (loss)	(12.8)	3.8
Total stockholders’ equity	380.4	450.0
Total liabilities and stockholders’ equity	$4,451.9	$3,869.4

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Consolidated or Combined Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	$844.3	$741.6	$1,607.0	$1,445.2
Cost of goods sold	731.9	619.9	1,385.8	1,237.1
Gross profit	112.4	121.7	221.2	208.1

Operating expenses:
Selling, general and administrative	83.6	76.9	165.4	151.4
Restructuring and impairment charges, net	1.7	3.8	5.2	4.1
Other operating expenses	5.9	3.4	18.9	7.5
Operating income	21.2	37.6	31.7	45.1

Other expenses (income)	—	(0.1)	—	—
Interest expense, net	67.2	59.1	128.7	119.0
Loss before income taxes	(46.0)	(21.4)	(97.0)	(73.9)
Income tax benefit	(16.7)	(7.3)	(36.4)	(26.8)
Minority interest, net of tax	—	(0.5)	—	(2.7)
Net loss	$(29.3)	$(13.6)	$(60.6)	$(44.4)

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Consolidated or Combined Statement of Changes in Stockholders' Equity
For Twenty-Six Weeks Ended March 29, 2008 and March 31, 2007
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 30, 2006	$440.6	$0.2	$(31.2)	$409.6
Net transfers to parent	(0.8)	—	—	(0.8)
Stock-based compensation	0.8	—	—	0.8
Currency translation	—	0.9	—	0.9	$0.9
Other comprehensive gains	—	0.6	—	0.6	0.6
Net loss	—	—	(44.4)	(44.4)	(44.4)
Balance at March 31, 2007	$440.6	$1.7	$(75.6)	$366.7	$(42.9)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 29, 2007	$598.1	$3.8	$(151.9)	$450.0
Stock compensation expense	9.3	—	—	9.3
Net transfers to parent	(1.7)	—	—	(1.7)
Net loss	—	—	(60.6)	(60.6)	$(60.6)
Currency translation	—	0.1	—	0.1	0.1
Interest rate hedges	—	(16.7)	—	(16.7)	(16.7)
Balance at March 29, 2008	$605.7	$(12.8)	$(212.5)	$380.4	$(77.2)

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Consolidated or Combined Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007
Operating activities
Net loss	$(60.6)	$(44.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122.6	98.5
Non-cash interest expense	6.4	4.4
Non-cash compensation	9.3	0.8
Minority interest	—	(2.7)
Loss on fixed asset disposal	—	1.7
Deferred income tax benefit	(37.9)	(27.0)
Changes in operating assets and liabilities:
Accounts receivable, net	9.3	24.5
Inventories	(26.3)	61.0
Prepaid expenses and other assets	6.2	9.6
Accounts payable and other liabilities	(28.5)	(36.8)
Net cash provided by operating activities	0.5	89.6
Investing activities
Additions to property and equipment	(78.4)	(39.6)
Proceeds from disposal of assets	82.0	—
Acquisition of business, net of cash acquired	(577.8)	(35.4)
Net cash used for investing activities	(574.2)	(75.0)
Financing activities
Proceeds from long-term borrowings	607.4	—
Issuance of common stock	—	0.6
Repayments on long-term borrowings	(13.9)	(27.6)
Debt financing costs	(12.9)	—
Equity distributions, net	(1.7)	(1.3)
Net cash provided by (used for) financing activities	578.9	(28.3)
Effect of exchange rate changes on cash	(0.3)	0.2
Net increase (decrease) in cash and cash equivalents	4.9	(13.5)
Cash and cash equivalents at beginning of period	14.6	83.1
Cash and cash equivalents at end of period	$19.5	$69.6

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Notes to Consolidated or Combined Financial Statements
(Unaudited)
 (In millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation manufactures and markets plastic packaging products, plastic film products, specialty adhesives and coated products.  At March 29, 2008 the Company had 70 production and manufacturing facilities, with 61 located in the United States.

On February 16, 2006, Apollo Management, L. P. (“Apollo”), an investment management firm, through its affiliate Apollo Management V., L. P., acquired substantially all of the assets and liabilities of Tyco Plastics & Adhesives under a Stock and Asset Purchase Agreement dated December 20, 2005 among Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”), Tyco International S.A., and Tyco Group S.ar.l.  These assets and liabilities were acquired by Old Covalence Holding’s wholly owned subsidiary Covalence Specialty Materials Corp. (“Old Covalence”) and its affiliates.  As a result, Old Covalence acquired through certain equity interests of, and certain assets and liabilities held by direct and indirect operating subsidiaries of Tyco International Ltd.

Old Covalence recorded the assets and liabilities using the purchase method of accounting and, accordingly, the purchase price has been allocated to identifiable assets and liabilities based on estimated fair values at the transaction date.

On September 20, 2006, Berry Plastics Group, Inc.’s (an affiliate of Apollo and investee of Apollo Investment Fund VI, L. P.) (“Old Berry Group”) wholly owned subsidiary BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation (“Old Berry Holding”).  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, Graham Berry Holdings, L.P. and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

The Apollo Berry Merger was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to identifiable assets and liabilities based on estimated fair values at the transaction date.  The impact of writing up inventory to net realizable value was $10.1 million and resulted in a charge to cost of goods sold for the period from September 20 to September 30, 2006 of $2.9 million and $7.2 million for the thirteen weeks ended December 30, 2006.

On April 3, 2007, Old Covalence Holding merged with Old Berry Group (the “Berry Covalence Merger”).  Old Covalence Holding was the surviving corporation and changed its name to Berry Plastics Group, Inc. (“Berry Group”).  As a result of the Berry Covalence Merger, Old Berry

Holding and Old Covalence were combined as a direct subsidiary of Berry Group and retained the name Berry Plastics Holding Corporation.

Prior to the Berry Covalence Merger, Old Covalence and Old Berry Holding were considered entities under the common control of Apollo as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of the Berry Covalence Merger, the financial statements of these entities are being presented retroactively on a combined basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates.

In connection with the closing of the Berry Covalence Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer, Old Covalence.  The Company, therefore,   adopted a September year-end and commencing with periodic reports after the consummation of the Berry Covalence Merger on April 3, 2007, began filing its periodic reports on a combined basis.

In December 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).

2.	Basis of Presentation

The accompanying unaudited consolidated or combined financial statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly owned subsidiaries.  The Company is a wholly owned subsidiary of Berry Group.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2007.  Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The acquisitions by affiliates of Apollo of Old Covalence Holding and Old Berry Group have both been accounted for using the purchase method of accounting.  All intercompany transactions have been eliminated.

The Company’s operating results  for the thirteen week and twenty-six week periods ended March 31, 2007 represent the combined results of operations of Old Covalence and Old Berry Holding.  Minority interest for the thirteen and twenty-six weeks ended March 31, 2007 represents the non-Apollo equity owners’ share of the loss for the period.  As previously disclosed in the Company’s Form 10-K, the minority interest was exchanged in connection with the Berry Covalence Merger.  The Company’s operating results for the thirteen week and twenty-six week periods ended March 29, 2008 include the consolidated operating results of the Company.  The balance sheets as of March 29, 2008 and September 29, 2007 represent the consolidated balance sheets of the Company as of the respective dates.  Berry has recorded expense in their financial statements related to stock compensation of Berry Group, management fees charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated or combined operations of the Company.  Contributed equity from parent includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  Berry, through its wholly owned subsidiaries operates in four primary segments:  rigid open top, rigid closed top, flexible films, and tapes/coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In June 2007, Berry Group made a special one time distribution to their shareholders and option holders.  The special distribution reduced Berry Group’s stockholders’ equity for owned shares by $530.2 million.  The dividend was financed with a new $500.0 million senior unsecured term loan which matures in June 2014 and an $87.0 million dividend from the Company.  The term loan accrues interest at LIBOR plus 625 basis points and Berry Group at its election can settle these quarterly interest payments in cash or elect a payment in kind (“PIK”) option which adds the quarterly interest to the outstanding debt balance.  Berry Group’s PIK option expires in June 2012.

3.      Acquisitions

Rollpak
On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation.  Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

MAC Closures, Inc.
On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC Closures, Inc. (“MAC”), a plastic cap and closure manufacturer with operations located in Waterloo, Quebec and Oakville, Ontario for approximately CN$72.0 million.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries with 2007 calendar year sales of $37.1 million.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers and will be included in our closed top segment.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed elsewhere in this Form 10-Q.  The MAC acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to working capital and fixed assets with any excess allocated to goodwill.  The Company has not yet completed the purchase price allocation and is subject to change.

Captive Holdings, LLC
On February 5, 2008, Berry completed its purchase of the outstanding capital stock of Captive Holdings, Inc., the parent company of Captive Plastics, Inc. (“Captive”).  Pursuant to a Stock Purchase Agreement dated December 21, 2007 and amended on January 25, 2008 (the “Purchase Agreement”), the aggregate purchase price was approximately $500.0 million, subject to certain post-closing upward or downward adjustments.  Captive manufactures blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets.  To finance the purchase, Berry used the proceeds from a $520.0 million bridge loan facility as described in more detail on a Form 8-K filed with the SEC on February 11, 2008 and as described in footnote 7. The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Working capital	$45.8
Property plant and equipment	84.4
Goodwill and intangible assets	386.1
Long-term liabilities	(12.2)
Net assets acquired	$504.1

The Company has not yet completed the purchase price allocation and is subject to change.  The Company recorded a $2.2 million fair value adjustment which was charged to cost of goods sold in the current quarter.  Pro forma net sales for the thirteen and twenty-six weeks ended March 29, 2008 were $872.0 million and $1,705.5 million, respectively.  Pro forma net sales for the thirteen and twenty-six weeks ended March 31, 2007 were $814.5 million and $1,587.9 million, respectively.  The pro forma net sales assume that the Captive acquisition occurred at the beginning of the respective period.
The information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Captive Acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results.

4.  Restructuring

During February 2007, the Company conducted a facilities utilization review and approved a plan to close a manufacturing operation within its tapes/coatings division in Meridian, Mississippi. This facility was closed during the fourth quarter of fiscal 2007, with certain of its operations transferred to other facilities.

During April 2007, the Company announced its intention to shut down a manufacturing facility within its closed top division located in Oxnard, California. The business from this facility has been moved to other existing facilities. Also during April 2007, the Company announced that it would close the Old Covalence corporate headquarters in Bedminster, NJ and one of the Company’s division headquarters in Shreveport, LA.  The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segments into one new segment called tapes/coatings.

During July and September 2007 the Company announced a restructuring of the operations within its flexible films division, including the closure of five manufacturing facilities in Yonkers, New York; Columbus, Georgia; City of Industry, California; Santa Fe Springs, California and Sparks Nevada.

During March 2008 the Company announced the intention to shut down a manufacturing facility within its tapes/coatings division located in San Luis Potosi, Mexico.  The business from this facility was moved to Altacomulco, Mexico facility.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through March 29, 2008 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through March 29, 2008	To be Recognized in Future
Severance and termination benefits	$8.7	$8.6	$0.1
Facility exit costs	16.4	14.7	1.7
Asset impairment	18.1	18.1	—
Other	7.0	3.0	4.0
Total	$50.2	$44.4	$5.8

The table below sets forth the significant components of the restructuring charges recognized through March 29, 2008, by segment:

	Tapes/ Coatings	Flexible Films	Corporate	Rigid Closed Top	Total
Severance and termination benefits	$1.8	$3.1	$3.5	$0.2	$8.6
Facility exit costs	0.4	7.5	1.9	4.9	14.7
Asset impairment	3.4	14.7	—	—	18.1
Other	2.2	0.4	—	0.4	3.0
Total	$7.8	$25.7	$5.4	$5.5	$44.4

The table below sets forth the activity with respect to the restructuring accrual at September 29, 2007 and March 29, 2008:

	Employee Severance and Benefits		Facilities Exit Costs	Other		Non-cash Charges		Total
Balance at September 30, 2006	$	―	$1.2	$	―	$	―	$1.2
Charges		7.5	11.3		2.2		18.1	39.1
Non-cash charges		―	―		―		(18.1)	(18.1)
Cash payments		(4.5)	(2.1)		(2.2)		―	(8.8)
Balance at September 29, 2007		3.0	10.4		―		―	13.4
Charges		1.1	3.3		0.8		―	5.2
Cash payments		(2.1)	(8.3)		(0.8)		―	(11.2)
Balance at March 29, 2008		$2.0	$5.4	$	―	$	―	$7.4

The employee severance and termination benefits relate to the elimination of approximately 500 employees from the various manufacturing and administrative facilities. The facilities exit costs include $10.8 million of anticipated lease termination costs related to the City of Industry, Santa Fe Springs, Yonkers, Bedminster, Shreveport and Oxnard facilities. The estimated costs are net of expected sublease income. The asset impairment charge relates to land, building and equipment located at each of the facilities, determined to be impaired as a result of the decision to close those facilities.

The restructuring costs accrued as of March 29, 2008 will result in future cash outflows. The charges recognized in the quarter ended March 29, 2008 have been reported as restructuring expense in the consolidated statement of operations. The remaining liability as of March 29, 2008 has been included within accrued expenses on the consolidated balance sheet.

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs:

	March 29, 2008	September 29, 2007	Amortization Period
Deferred financing fees	$55.9	$43.0	Respective debt
Customer relationships	862.1	862.2	11 – 20 years
Goodwill	1,567.8	1,132.0	Indefinite lived
Trademarks	256.7	256.7	Indefinite lived
Other intangibles	53.6	53.3	10-20 years
Accumulated amortization	(152.0)	(105.1)
	$2,644.1	$2,242.1

6.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in accrued expenses and other current liabilities.

	March 29, 2008	September 29, 2007
Employee compensation, payroll and other taxes	$57.3	$70.1
Interest	26.4	21.7
Restructuring	7.4	13.4
Rebates	33.1	35.9
Other	59.6	48.3
	$183.8	$189.4

7.      Long-Term Debt

Long-term debt consists of the following:

	March 29, 2008	September 29, 2007
Term loan	$1,191.0	$1,194.0
Revolving line of credit	131.0	50.0
Second Priority Senior Secured Fixed Rate Notes	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	225.0	225.0
Senior Secured Bridge Loan	520.0	―
11% Senior Subordinated Notes	434.6	428.2
10 ¼% Senior Subordinated Notes	265.0	265.0
Capital leases and other	30.8	23.5
	3,322.4	2,710.7
Less current portion of long-term debt	(18.1)	(17.4)
	$3,304.3	$2,693.3

The current portion of long-term debt consists of $12.0 million of quarterly installments on the term loan and $6.1 million of principal payments related to capital lease obligations.

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of a term loan in the original principal amount of $1,200 million and a $400.0 million asset based revolving line of credit.  The availability under the revolving line of credit is based on the lesser of $400.0 million or on a defined borrowing base which is calculated based on available accounts receivable and inventory.  Under the revolving line of credit , the Company is required to maintain a consolidated fixed charge coverage ration of at least 1.00 to 1.00 during any period when availability falls below 10% and for ten consecutive days after availability exceeds 10%. The term loan matures on April 3, 2015 and the line of credit matures on April 3, 2013.  The interest rate on the term loan and the line of credit were 5.10% and 4.31% at March 29, 2008, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market (“LIBOR”) for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowing ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  At March 29, 2008, there was $131.0 million outstanding on the revolving credit facility.  The revolving credit facility allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At March 29, 2008, the Company had $25.2 million under the revolving credit facility in letters of credit outstanding. At March 29, 2008, the Company had unused borrowing capacity of $243.8 million under the revolving credit facility.  The Company was in compliance with all covenants at March 29, 2008.

Second Priority Senior Secured Notes
The Company’s $750.0 million of second priority senior secured notes (“Second Priority Notes”) are comprised of (a) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (b) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on

September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at LIBOR (4.99% at March 29, 2008) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Company was in compliance with all covenants at March 29, 2008.

Senior Secured Bridge Loan
On February 5, 2008, the Company entered into a Senior Secured Bridge Loan Credit Agreement which comprised of a $520.0 million bridge loan facility.  Interest on the bridge facility accrues at a rate equal to an applicable margin plus, at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Bank of America, as administrative agent, and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate determined by reference to the costs of funds for eurodollar deposits in the LIBOR for the interest period relevant to such borrowing, adjusted for certain costs. The initial applicable margin for LIBOR rate borrowings was 4.00% per annum, and the initial applicable rate for Base Rate borrowings was 3.00% per annum. On April 21, 2008 the Company completed a private placement of $680.6 million, aggregate principal amount of priority floating rate senior secured notes.  The Company received gross proceeds of $661.3 million, before expenses, and repaid the outstanding borrowings under the Senior Secured Bridge Loan that was used to finance and pay costs related to the Company’s acquisition of Captive and to repay amounts outstanding under the Company’s revolving credit facility as well as to pay fees and expenses related to the offering.

11% Senior Subordinated Notes
The Company’s senior subordinated notes in the original principal amount of $425.0 million (“11% Senior Subordinated Notes”) were sold in a private placement to Goldman, Sachs and Co. and are exempt from registration under the Securities Act.  The notes mature on 2016. Interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the 11% Senior Subordinated Notes.  The Company elected to satisfy 3% of its interest obligation by issuing additional notes as discussed above in satisfaction of its interest obligations for its September 2007, December 2007, and March 2008 interest payments ($3.2 million each). The Company was in compliance with all covenants at March 29, 2008.

10 ¼% Senior Subordinated Notes
The Company’s $265.0 million in aggregate principal amount of 10 ¼% senior subordinated notes (“10 ¼% Senior Subordinated Notes”) mature on March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.  The Company was in compliance with all covenants at March 29, 2008.

Derivative Instruments
In August 2007, the Company entered into two interest rate exchange agreements that were effective on November 5, 2007.  The first agreement requires the Company to pay a fixed rate of 4.875% on $300 million of notional principal for two years to the counterparty.  The counterparty pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The second agreement requires the Company to pay a fixed rate of 4.92% on $300 million of notional principal for three years to the counterparty.  The counterparty pays to the Company a variable rate on the same notional principal based on the three-month LIBOR.  The counterparty to each agreement is a global financial institution. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreement; however, the Company considers this risk to be low.

On January 22, 2008, the Company entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  The swap agreement has a notional amount of $300.0 million and swaps three month variable LIBOR contracts for a fixed three year rate of 2.962%.  On April 23, 2008, the Company elected to settle this derivative instrument in accordance with the agreement.  The company received $2.4 million on April 25, 2008 as a result of this settlement.  The offset is included in other comprehensive income and will be amortized over the contract period to interest expense.

The Company concluded that it met the hedge accounting criteria for accounting for these interest rate swaps transactions.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $32.3 million and $4.9 million as of March 29, 2008 and September 29, 2007, respectively, which is reflected as a part of other long-term liabilities on the accompanying consolidated balance sheet with an offset, net of tax, to accumulated other comprehensive income (loss). The fair value is estimated by calculating the difference between the present value of the forward LIBOR curve and the present value of the fixed rate payments that the Company will make over the life of the agreements. The fair value is an estimate of the net amount that the Company would be required to pay on March 29, 2008, if the agreements were transferred to other parties or cancelled by the Company.

8.         Stockholders’ Equity and Stock Option Plans

In connection with the Apollo Berry Merger, Apollo and Graham and certain employees who invested in Old Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by Berry Group in certain circumstances.

Berry Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Berry Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Berry Group’s only recourse is to the shares of Berry Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate at the time of the Apollo Berry Merger.  Certain of these amounts were repaid by the employees in connection with the special one-time dividend.

In connection with the Berry Covalence Merger, Berry Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.  On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share and option to shareholders of record as of June 6, 2007.  This dividend reduced Berry

Group’s shareholders equity for owned shares by $530.2 million.  The Company recorded stock compensation expense of $9.3 million and $0.8 million for the twenty-six weeks ended March 29, 2008 and March 31, 2007, respectively.

9.      Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments.  Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and available for sale securities and minimum pension liability adjustments.  The details of comprehensive income (losses) are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net loss	$(29.3)	$(13.6)	$(60.6)	$(44.4)
Other comprehensive income (losses)	(11.1)	0.1	(16.7)	0.6
Currency translation income (loss)	(2.2)	(0.5)	0.1	0.9
Comprehensive loss	$(42.6)	$(14.0)	$(77.2)	$(42.9)

10. Income Taxes

The effective tax rate was 37.5% and 36.3% for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Income tax benefit computed at statutory rate	$(16.1)	$(7.5)	$(34.0)	$(25.9)
State income tax benefit, net of federal taxes	(0.6)	(0.5)	(1.3)	(2.9)
Expenses not deductible for income tax purposes	0.2	0.2	0.3	—
Change in valuation allowance	—	0.5	1.0	1.6
Other	(0.2)	—	(2.4)	(2.1)
Income tax benefit	$(16.7)	$(7.3)	$(36.4)	$(29.3)

On September 30, 2007, the Company adopted the FASB Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of September 29, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was $3.9 million.  This amount did not change with the adoption of FIN 48.  The impact of the unrecognized income tax benefits computed under FIN 48, if recognized, would impact the effective income tax rate of the Company.  As of September 30, 2007, the Company has not recorded any material amounts for accrued interest and penalties related to uncertain tax positions.  The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions during the next 12 months.  As of September 30, 2007, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007.  The Company is also subject to unexpired statutes of limitation for state income taxes ranging for years from 2001-2007.

11. Employee Retirement Plans

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.5	0.6	1.0	1.1
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.4)
Net periodic benefit cost	$(0.1)	$0.1	$(0.2)	$(0.2)

Retiree Health Benefit Plan
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Recognized actuarial loss	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

The Company expects to contribute approximately $2.8 million during fiscal 2008, of which $0.9 million and $1.1 million was made in the thirteen and twenty-six weeks ended March 29, 2008 to the defined benefit pension plans and the retiree health benefit plan.

12. Sale-leaseback Transaction

On December 19, 2007, the Company entered into a sale-leaseback transaction pursuant to which it sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas.  The Company received proceeds of $83.0 million and used these proceeds to repay non-recourse debt on its Evansville, Indiana facility of $7.9 million and transaction costs of $0.9 million.  This resulted in the Company receiving net proceeds of $74.2 million which were utilized to fund the acquisition of MAC.  The sale-leaseback transaction resulted in the Company realizing a deferred gain of $41.8 million which is offset against the future lease payments over the life of the respective leases.

13. Operating Segments

The Company is organized into four reportable segments which are the Company’s strategic business units that operate in different industries and are managed separately. The four reportable segments include: rigid open top, rigid closed top, flexible films and tapes/coatings.  The rigid open top segment manufactures containers, drink cups, foodservice items and houseware products.  The rigid closed top segment manufactures closures, bottles and prescription vials and tubes.  The flexible films segment manufactures polyethylene-based film, packaging products, bags and sheeting. The tapes/coatings segment manufactures specialty adhesive products and tapes for industrial applications, including external corrosion protection products for oil, gas and water pipelines, specialty laminates and coated products principally derived from paper, film, foil and fabrics.  More than 95% of the Company’s revenue is in North America. In addition, more than 95% of the Company’s property and equipment is located in North America. Selected information by reportable segment is presented in the following table:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales:
Rigid Open Top	$247.9	$219.5	$471.1	$413.2
Rigid Closed Top	211.2	155.2	359.6	298.4
Flexible Films	257.8	229.2	528.2	475.3
Tapes/Coatings	127.4	140.0	248.1	262.1
Intercompany	—	(2.3)	—	(3.8)
Total net sales	$844.3	$741.6	$1,607.0	$1,445.2
Operating income (loss):
Rigid Open Top	$15.4	$29.3	$25.5	$45.1
Rigid Closed Top	8.2	15.5	15.2	25.0
Flexible Films	(3.2)	0.2	(8.8)	(8.7)
Tapes/Coatings	0.8	(2.1)	(0.2)	(5.2)
Corporate	—	(5.3)	—	(11.1)
Total operating income	$21.2	$37.6	$31.7	$45.1
Depreciation and amortization:
Rigid Open Top	$20.3	$15.3	$43.6	$32.3
Rigid Closed Top	22.5	13.7	38.6	25.5
Flexible Films	11.1	11.1	22.1	21.9
Tapes/Coatings	9.1	8.8	18.3	17.8
Corporate	—	0.5	—	1.0
Total depreciation and amortization	$63.0	$49.4	$122.6	$98.5

	March 29, 2008	September 29, 2007
Total assets:
Rigid Open Top	$1,761.6	$1,746.6
Rigid Closed Top	1,624.7	1,024.5
Flexible Films	642.5	683.5
Tapes/Coatings	423.1	414.8
Total assets	$4,451.9	$3,869.4

14.            Condensed Consolidating or Combined Financial Information

The Company has Second Priority Fixed and Floating Rate Notes and 10 ¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating or combining financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	March 29, 2008
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$262.7	$576.9	$97.4	$—	$937.0
Net property and equipment	216.6	597.0	54.9	—	868.5
Other noncurrent assets	3,405.7	2,370.4	61.2	(3,190.9)	2,646.4
Total assets	$3,885.0	$3,544.3	$213.5	$(3,190.9)	$4,451.9

Current liabilities	$156.0	$289.5	$34.1	$—	$479.6
Noncurrent liabilities	3,348.6	234.6	8.7	—	3,591.9
Equity (deficit)	380.4	3,020.2	170.7	(3,190.9)	380.4
Total liabilities and equity (deficit)	$3,885.0	$3,544.3	$213.5	$(3,190.9)	$4,451.9

	September 29, 2007
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$278.2	$489.6	$72.0	$—	$839.8
Net property and equipment	211.7	538.9	34.4	—	785.0
Other noncurrent assets	1,809.7	2,007.3	16.2	(1,588.6)	2,244.6
Total assets	$2,299.6	$3,035.8	$122.6	$(1,588.6)	$3,869.4

Current liabilities	$200.1	$246.2	$23.7	$—	$470.0
Noncurrent liabilities	2,726.6	216.0	6.8	—	2,949.4
Equity (deficit)	(627.1)	2,573.6	92.1	(1,588.6)	450.0
Total liabilities and equity (deficit)	$2,299.6	$3,035.8	$122.6	$(1,588.6)	$3,869.4

	Thirteen Weeks Ended March 29, 2008
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$236.8	$542.4	$65.1	$—	$844.3
Cost of goods sold	220.0	453.9	58.0	—	731.9
Gross profit	16.8	88.5	7.1	—	112.4
Selling , general, and administrative expense	23.0	53.9	6..7	—	83.6
Restructuring and impairment charges	1.7	—	—	—	1.7
Operating expenses	0.2	4.0	1.7	—	5.9
Operating income (loss)	(8.1)	30.6	(1.3)	—	21.2
Interest expense (income), net	74.7	(10.1)	2.6	—	67.2
Income taxes (benefit)	0.1	(17.0)	0.2	—	(16.7)
Net income (loss)	$(82.9)	$57.7	$(4.1)	$—	$(29.3)

	Thirteen Weeks Ended March 31, 2007
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$230.3	$462.2	$47.5	$1.6	$741.6
Cost of goods sold	209.9	366.9	41.9	1.2	619.9
Gross profit	20.4	95.3	5.6	0.4	121.7
Selling , general, and administrative expense	41.7	31.9	3.8	(0.5)	76.9
Restructuring and impairment charges	3.8	—	—	—	3.8
Operating expenses	0.4	2.9	0.1	—	3.4
Operating income (loss)	(25.5)	60.5	1.7	0.9	37.6
Other expenses	—	—	(0.1)	—	(0.1)
Interest expense (income), net	96.2	(17.8)	0.9	(20.2)	59.1
Minority interest	(0.5)	—	—	—	(0.5)
Income taxes (benefit)	(4.7)	(3.8)	1.2	—	(7.3)
Net income (loss)	$(116.5)	$82.1	$(0.3)	$21.1	$(13.6)

	Twenty-Six Weeks Ended March 29, 2008
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$479.2	$1,011.7	$116.1	$—	$1,607.0
Cost of goods sold	439.0	841.2	105.6	—	1,385.8
Gross profit	40.2	170.5	10.5	—	221.2
Selling , general, and administrative expense	47.9	106.6	10.9	—	165.4
Restructuring and impairment charges	5.2	—	—	—	5.2
Operating expenses	9.3	7.3	2.3	—	18.9
Operating income (loss)	(22.2)	56.6	(2.7)	—	31.7
Interest expense (income), net	152.4	(27.3)	3.6	—	128.7
Income taxes (benefit)	0.2	(37.7)	1.1	—	(36.4)
Net income (loss)	$(174.8)	$121.6	$(7.4)	$—	$(60.6)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$7.8	$(16.5)	$9.2	$—	$0.5
Investing activities:
Purchase of property, plant, and equipment	(23.9)	(53.4)	(1.1)	—	(78.4)
Proceeds from disposal of assets	—	82.0	—	—	82.0
Acquisition of business net of cash acquired	(577.8)	—	—	—	(577.8)
Net cash flow from investing activities	(601.7)	28.6	(1.1)	—	(574.2)
Financing activities:
Proceeds from long-term borrowings	607.4	—	—	—	607.4
Payments on long-term borrowings	—	(13.4)	(0.5)	—	(13.9)
Debt financing costs	(12.9)	—	—	—	(12.9)
Equity contributions (distributions), net	(1.7)	—	—	—	(1.7)
Net cash flow from financing activities	592.8	(13.4)	(0.5)	—	578.9
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	(1.1)	(1.3)	7.3	—	4.9
Cash and cash equivalents at beginning of period	0.9	7.7	6.0	—	14.6
Cash and cash equivalents at end of period	$(0.2)	$6.4	$13.3	$—	$19.5

	Twenty-Six Weeks Ended March 31, 2007
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Combined Statement of Operations
Net sales	$467.4	$892.8	$90.9	$(5.9)	$1,445.2
Cost of goods sold	436.2	723.4	83.4	(5.9)	1,237.1
Gross profit	31.2	169.4	7.5	—	208.1
Selling, general and administrative expense	61.7	82.7	7.5	(0.5)	151.4
Restructuring and impairment charges	4.1	—	—	—	4.1
Other operating expenses	0.7	6.7	0.1	—	7.5
Operating income (loss)	(35.3)	80.0	(0.1)	0.5	45.1
Other expense (income)	—	—	—	—	—
Interest expense, net	139.2	(1.2)	1.2	(20.2)	119.0
Income taxes (benefit)	(18.0)	(10.3)	1.5	—	(26.8)
Minority interest	(2.7)	—	—	—	(2.7)
Equity in net (income) loss from subsidiary	95.6	0.1	—	(95.7)	—
Net income (loss)	$(249.4)	$91.4	$(2.8)	$116.4	$(44.4)

Combined Statement of Cash Flows
Net cash flow from operating activities	$16.1	$76.1	$(2.6)	—	$89.6
Investing activities:
Purchase of property, plant, and equipment	(14.5)	(24.5)	(0.6)	—	(39.6)
Acquisition of business net of cash acquired	(35.4)	—	—	—	(35.4)
Net cash flow from investing activities	(49.9)	(24.5)	(0.6)	—	(75.0)
Financing activities:
Payments on long-term borrowings	28.3	(57.4)	1.5	—	(27.6)
Issuance of common stock	0.6	—	—	—	0.6
Equity contributions (distributions), net	(1.3)	—	—	—	(1.3)
Net cash flow from financing activities	27.6	(57.4)	1.5	—	(28.3)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	(6.2)	(5.8)	(1.5)	—	(13.5)
Cash and cash equivalents at beginning of period	62.3	15.0	5.8	—	83.1
Cash and cash equivalents at end of period	$56.1	$9.2	$4.3	$—	$69.6

15.            Contingencies

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the Company’s financial condition or results of operations.

16.         Recent Financial Accounting Standards

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The new measurement and disclosure requirements of FAS 157 are effective for the Company’s fiscal year beginning October 1, 2008.  The Company is currently assessing the impact FAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning October 1, 2008.  We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

17.         Subsequent Events

On April 21, 2008 the Company completed a private placement of $680.6 million, aggregate principal amount of a priority floating rate senior secured notes.  The Company received gross proceeds of $661.3 million, before expenses, and repaid the outstanding borrowings under the Senior Secured Bridge Loan that was used to finance and pay costs related to the Company’s acquisition of Captive and to repay amounts outstanding under the Company’s revolving credit facility as well as to pay fees and expenses related to the offering.

The Senior Secured First Priority Notes are guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its term loan facility. The Senior Notes and the guarantees are general senior obligations and rank senior in right of payment to all of the Company’s, and, in the case of the guarantees, to all of the guarantors’, existing and future subordinated debt and the Second Priority Senior Secured Notes. The Senior Secured First Priority Notes and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Senior Secured First Priority Notes mature on February 15, 2015 and interest is payable at LIBOR plus 475 basis points, reset quarterly, per annum, in each case, on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2008.

On April 23, 2008, the Company terminated its three-year interest rate swap agreement ($300 million notional amount) entered into with Deutsche Bank AG on January 22, 2008.  The Company received $2.4 million on April 25, 2008, as a result of the termination of the swap agreement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Company” refer to Berry Plastics Corporation, references to “we,” “our” or “us” refer to Berry Plastics Corporation together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  The Company is a wholly owned subsidiary of Berry Plastics Group, Inc.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC for the fiscal year ended September 29, 2007 section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements starting on page 4 of this report.

On April 3, 2007, Berry Plastics Group, Inc. (“Old Berry Group”) completed a stock-for-stock merger (the “Berry Covalence Merger”) with Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Berry Group”).  Immediately following the Berry Covalence Merger, Berry Plastics Holding Corporation (“Old Berry Holding”) and Covalence Specialty Materials Corp. (“Old Covalence”) were combined as a direct subsidiary of Berry Group.  The resulting company retained the name Berry Plastics Holding Corporation which was subsequently changed to Berry Plastics Corporation on December 29, 2007 (“Berry” or the “Company”).  The combination was accounted for as a merger of entities under common control.  We believe the combination of these entities will provide us with significant opportunities for growth through increasing operational efficiencies, reducing fixed costs, optimizing manufacturing assets and improving the efficiency of capital spending.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended September 29, 2007.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Allowance for doubtful accounts.  We evaluate our allowance for doubtful accounts on an ongoing basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives.  We reserve accounts that we deem to be uncollectible in the period in which we make the determination. We maintain additional reserves based on our historical bad debt experience.  Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment.  We believe, based on past history and our credit policies that our net accounts receivable are of good quality.  A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company.  Our allowance for doubtful accounts was $11.4 million as of March 29, 2008 and $11.3 million as of September 29, 2007.

Inventory obsolescence.  We evaluate our reserve for inventory obsolescence on an ongoing basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company.    Our reserve for inventory obsolescence was $15.0 million and $14.9 million as of March 29, 2008 and September 29, 2007, respectively.

Medical insurance.  We offer our employees medical insurance that is primarily self-insured by us.  As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported.  We evaluate our medical claims liability on an ongoing basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis.  Based on our analysis, we believe that our recorded medical claims liability should be sufficient.  A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company.   Our accrued liability for medical claims was $4.3 million and $6.7 million, including reserves for expected medical claims incurred but not reported, as of March 29, 2008 and September 29, 2007, respectively.

Workers’ compensation insurance.  The majority of our facilities are in a large deductible program for workers’ compensation insurance.  On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim.  Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient.  A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company.   Our accrued liability for workers’ compensation claims was $7.4 million and $6.7 million as of March 29, 2008 and September 29, 2007, respectively.

Revenue recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue from sales of products is recognized at the time product is shipped to the customer, collectiblity is probable and title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets.  In accordance with the methodology described in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Goodwill and Other Indefinite Lived Intangible Assets. In accordance with the methodology described in SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate our goodwill and other indefinite lived intangible assets for impairment whenever events, changes in circumstances, or our annual review indicate the carrying amount of such assets may not be recoverable.  We evaluate impairment of goodwill by comparing its estimated fair value to its carrying value. We estimate fair value by computing the expected future discounted operating cash flows based on historical result trends. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value. Impairment of our goodwill could significantly affect our operating results and financial position. Goodwill totaled $1,567.8 million at March 29, 2008.  No impairment was recorded during the twenty-six week periods ended March 29, 2008 or March 31, 2007, respectively.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States, foreign, state, and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year.  As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $4.1 million and $3.1 million as of March 29, 2008 and September 29, 2007, respectively.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebates are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as a flat percentage of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $33.1 million and $35.9 million as of March 29, 2008 and September 29, 2007, respectively.

Pension.  Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  These assumptions have a significant effect on the amounts reported.  In addition to the analysis below, see the notes to the consolidated financial statements for additional information regarding our retirement benefits.  Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets, health-care-cost trend rates of other companies, our historical assumptions compared with actual results, an analysis of asset allocations based on current market conditions and the views of advisers.  In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.  We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors.  A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company.  Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of the Company and its consolidated subsidiaries.  This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Acquisitions

We maintain a selective and disciplined acquisition strategy, which is focused on improving our long term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

Recent Developments

Rollpak
On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation.  Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Acquisition of MAC Closures, Inc.
On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC Closures, Inc. (“MAC”), a plastic cap and closure manufacturer with operations located in Waterloo, Quebec and Oakville, Ontario.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries with calendar year 2007 sales of $37.1 million.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed in the Notes to the Consolidated or Combined Financial Statements section of this Form 10-Q.  The MAC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The allocation is preliminary and subject to change.

Acquisition of Captive Holdings, Inc.
On February 5, 2008, the Company completed its acquisition of 100% of the outstanding capital stock of Captive Holdings, Inc., which is the sole stockholder of Captive Plastics, Inc. (“Captive”).  Captive is a manufacturer of blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets with annual net sales of approximately $290.3 million in calendar 2007.  The purchase price was funded utilizing the proceeds of the senior secured bridge loan facility discussed in the Notes to the Consolidated or Combined Financial Statements section of this Form 10-Q.

Results of Operations

Comparison of the 13 Weeks Ended March 29, 2008 (the “Quarter”) and the 13 Weeks Ended March 31, 2007 (the “Prior Quarter”)

Net Sales.  Net sales increased 14% to $844.3 million for the Quarter from $741.6 million for the Prior Quarter.  This $102.7 million increase includes acquisition volume growth of 9%.  The following discussion in this section provides a comparison of net sales by business segment.  Net sales in the rigid open top business increased from $219.5 million in the Prior Quarter to $247.9 million in the Quarter.  Base volume growth in the rigid open top business, excluding net selling price increases, was 5% driven primarily by growth in our various container product lines and thermoformed drink cups.  Net sales in the rigid closed top business increased from $155.2 million in the Prior Quarter to $211.2 million in the Quarter primarily as a result of acquisition volume growth attributed to Captive and MAC totaling $51.0 million for the Quarter.  The flexible film business net sales increased from $229.2 million in the Prior Quarter to $257.8 million in the Quarter.  Acquisition volume growth attributed to Rollpak was $14.3 million for the Quarter.  Base volume declined, excluding net selling price increases, by 11% for the Quarter primarily due to softness in the housing market and the Company’s decision to discontinue historically lower margin business.  Net sales in the tapes/coatings business decreased from $137.7 million in the Prior Quarter to $127.4 million in the Quarter primarily driven by softness in the new home construction and automotive markets partially offset by strong volume growth in the corrosion protection business.

Gross Profit.  Gross profit decreased by $9.3 million to $112.4 million (13% of net sales) for the Quarter from $121.7 million (16% of net sales) for the Prior Quarter.  This decrease is primarily attributed to the timing lag of passing through increased raw material costs to customers as well as $2.4 million of purchase accounting inventory adjustments related to the acquisitions of Captive and MAC partially offset by additional sales volume noted above and productivity improvements in the flexible films and tapes/coatings segments as a result of realizing synergies from the Berry Covalence Merger.

Operating Expenses.  Selling, general and administrative expenses increased by $6.7 million to $83.6 million for the Quarter from $76.9 million for the Prior Quarter primarily the result of a $4.2 million increase in stock compensation expense in the Quarter over the Prior Quarter, a $3.7 million increase in amortization of intangible assets and an $8.4 million increase attributed to acquisition volume substantially offset by realization of synergies from the Berry Covalence Merger.  Restructuring and impairment charges were $1.7 million in the Quarter primarily as a result of costs incurred associated with the plant consolidations within the flexible films and tapes/coatings segments.  Other expenses increased from $3.4 million in the Prior Quarter to $5.9 million for the Quarter as a result of expenses associated with the integration of Old Covalence and the corresponding achievement of synergies.

Interest Expense, Net.  Net interest expense increased $8.1 million to $67.2 million for the Quarter from $59.1 million in the Prior Quarter primarily as a result of increased borrowings to finance the Captive acquisition.

Income Tax Benefit.  For the Quarter, we recorded an income tax benefit of $16.7 million or an effective tax rate of 36.3%, which is a change of $9.4 million from the income tax benefit of $7.3 million or an effective tax rate of 34.1% in the Prior Quarter.

Net Loss.  Net loss was $29.3 million for the Quarter compared to a net loss of $13.6 million for the Prior Quarter for the reasons discussed above.

26 Weeks Ended March 29, 2008 (“YTD”) Compared to the 26 Weeks Ended March 31, 2007 (“Prior YTD”)

Net Sales.  Net sales increased 11% to $1,607.0 million for the YTD from $1,445.2 million for the Prior YTD.  This $161.8 million increase includes 6% acquisition related volume growth.  The following discussion in this section provides a comparison of net sales by business segment.  Net sales in the rigid open top business increased from $413.2 million in the Prior YTD to $471.1 million in the YTD.  Base volume growth in the rigid open top business, excluding net selling price increases, was strong at 8% driven primarily by growth in our various container product lines, housewares, and thermoformed drink cups.  Net sales in the rigid closed top business increased from $298.4 million in the Prior YTD to $359.6 million in the YTD.  Base volume growth in the rigid closed top business, excluding net selling price increases, was 2% for the YTD driven by growth in bottles and closures.  The flexible film business net sales increased from $475.2 million in the Prior YTD to $528.2 million in the YTD.  Acquisition volume growth attributing to Rollpak was $29.0 million for the YTD.  Base volume growth declined, excluding net selling price increases, by 5% for the  YTD primarily due to softness in the housing market and the Company’s decision to discontinue historically lower margin business.  Net sales in the tapes/coatings business decreased slightly from $258.3 million in the Prior YTD to $248.1 million in the YTD primarily driven by softness in the new home construction and automotive markets partially offset by strong volume growth in the corrosion protection business.

Gross Profit.  Gross profit increased by $13.1 million to $221.2 million (14% of net sales) for the YTD from $208.1 million (14% of net sales) for the Prior YTD.  This increase is primarily the result of the additional sales volume noted above and productivity improvements in the flexible films and tapes/coatings segments as a result of realizing synergies from the Berry Covalence Merger.  These productivity improvements were partially offset by the timing lag of passing through increased raw material costs to customers and increased costs from inflationary pressures.

Operating Expenses.  Selling, general and administrative expenses increased by $14.0 million to $165.4 million for the YTD from $151.4 million for the Prior YTD primarily the result of a $8.8 million increase in stock compensation expense in the YTD over the Prior YTD, a $7.8 million increase in amortization of intangible assets, and increased expenses as a result of the organic and acquisition growth partially offset by realization of synergies from the Berry Covalence Merger.  Restructuring and impairment charges were $5.2 million in the YTD primarily as a result of costs incurred associated with the plant consolidations within the flexible films and tapes/coatings segments.  Other expenses increased from $7.5 million in the Prior YTD to $18.9 million for the YTD primarily as a result of expenses associated with the integration of Old Covalence and the corresponding achievement of synergies.

Interest Expense, Net.  Net interest expense increased $9.7 million to $128.7 million for the YTD from $119.0 million in the Prior YTD primarily as a result of increased borrowings to finance the Captive acquisition.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $36.4 million or an effective tax rate of 37.5%, which is a change of $9.6 million from the income tax benefit of $26.8 million or an effective tax rate of 36.3% in the Prior YTD.

Net Loss.  Net loss was $60.6 million for the YTD compared to a net loss of $44.4 million for the Prior YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $400.0 million asset based revolving line of credit.  The availability under the revolving line of credit is the lesser of $400.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  Under the revolving line of credit, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 during any period when availability falls below 10% and for ten consecutive days after availability exceeds 10%.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The interest rate on the term loan and the line of credit were 5.10% and 4.31% at March 29, 2008, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  At March 29, 2008, there was $131.0 million outstanding on the revolving line of credit.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit. At March 29, 2008, the Company had $25.2 million under the revolving line of credit in letters of credit outstanding. At March 29, 2008, the Company had unused borrowing capacity of $243.8 million under the revolving line of credit.  The Company was in compliance with all covenants at March 29, 2008.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA of $543.8 million for the twelve months ended March 29, 2008 to net loss.

12 months ended March 29, 2008

Adjusted EBITDA	$543.8
Net interest expense	(247.3)
Depreciation and amortization	(244.3)
Income tax benefit	98.2
Loss on extinguished debt	(35.6)
Business optimization expense	(41.1)
Restructuring and impairment	(40.5)
Stock based compensation	(28.0)
Inventory write-up	(7.6)
Management fees	(6.4)
Pro forma acquisitions	(48.0)
Pro forma synergies (a)	(75.6)
Net loss	$(132.4)
(a) Represents synergies related to the following: Covalence ($55.7 million), Captive ($16.0 million), MAC ($2.4 million) and other ($1.5 million).

For comparison purposes, the following table reconciles our Adjusted EBITDA for the thirteen weeks ended March 29, 2008 and March 31, 2007.

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Adjusted EBITDA	$117.3	$144.1
Net interest expense	(67.2)	(59.1)
Depreciation and amortization	(63.0)	(49.4)
Income tax benefit	16.7	7.3
Business optimization expense	(4.5)	(2.4)
Restructuring and impairment	(1.7)	(3.8)
Stock based compensation	(4.6)	(0.4)
Inventory write-up	(2.4)	—
Management fees	(1.4)	(1.4)
Loss on asset disposal	—	(1.7)
Minority interest	—	0.5
Pro forma acquisitions	(4.7)	(18.5)
Pro forma synergies	(13.8)	(28.8)
Net loss	$(29.3)	$(13.6)

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the our senior secured credit facilities, management believes the adjustments described above are in accordance with the covenants in the senior secured credit facilities.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net loss, operating cash flows or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of Adjusted EBITDA as a comparative measure.

Second Priority Senior Secured Notes
The Company’s $750.0 million of second priority senior secured notes (“Second Priority Notes”) are comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at LIBOR (4.99% at March 29, 2008) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Company was in compliance with all covenants at March 29, 2008.

Senior Secured Bridge Loan
On February 5, 2008, the Company entered into a Senior Secured Bridge Loan Credit Agreement which comprised of a $520.0 million bridge loan facility.  Interest on the bridge facility accrues at a rate equal to an applicable margin plus, at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Bank of America, as administrative agent, and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate determined by reference to the costs of funds for eurodollar deposits in the LIBOR for the interest period relevant to such borrowing, adjusted for certain costs. The initial applicable margin for LIBOR rate borrowings was 4.00% per annum, and the initial applicable rate for Base Rate borrowings was 3.00% per annum. On April 21, 2008 the Company completed a private placement of $680.6 million, aggregate principal amount of priority floating rate senior secured notes.  The Company received gross proceeds of $661.3 million, before expenses, and repaid the outstanding borrowings under the Senior Secured Bridge Loan that was used to finance and pay costs related to the Company’s acquisition of Captive and to repay amounts outstanding under the Company’s revolving credit facility as well as to pay fees and expenses related to the offering.

11% Senior Subordinated Notes
The Company’s $425.0 million in aggregate principal amount of 11% senior subordinated notes (“11% Senior Subordinated Notes”) were sold in a private placement to Goldman, Sachs and Co. and are exempt from registration under the Securities Act.  The 11% Senior Subordinated Notes mature on 2016. Interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.  The Company elected to satisfy 3% of its interest obligation by issuing additional notes as discussed above in satisfaction of its interest obligations for its September 2007, December 2007, and March 2008 interest payments ($3.2 million each). The Company was in compliance with all covenants at March 29, 2008.

10 ¼% Senior Subordinated Notes
The Company’s $265.0 million in aggregate principal amount of 10 ¼% senior subordinated notes (“10 ¼% Senior Subordinated Notes”) mature on March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.  The Company was in compliance with all covenants at March 29, 2008.

Cash Flows
Net cash provided by operating activities was $0.5 million for the YTD compared to $89.6 million for the Prior YTD.  This decrease of $89.1 million is primarily the result of a $97.6 million change in working capital primarily due to increased resin costs.

Net cash used for investing activities increased from $75.0 million for the Prior YTD to $574.2 million for the YTD primarily as a result of the acquisitions of Captive and MAC and increased capital spending partially offset by proceeds from a sale-leaseback transaction.  Our capital expenditures are forecasted to be approximately $160.0 million for fiscal 2008.

Net cash provided by financing activities was $578.9 million for the YTD compared to net cash used for financing activities of $28.3 million for the Prior YTD.  This change of $607.2 million can be primarily attributed to the proceeds from the senior secured bridge loan discussed above.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin.  However, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2007.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At March 29, 2008, our cash balance was $19.5 million, and we had unused borrowing capacity of $243.8 million under our revolving line of credit.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $400.0 million revolving credit facility.  At March 29, 2008, $131.0 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan at March 29, 2008 was $1,191.0 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the LIBOR for a period equal to the interest period of the applicable loan and the maximum reserve percentages established by the Board of Governors of the U.S. Federal Reserve to which our lenders are subject.  Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.   At March 29, 2008, the LIBOR rate applicable to the term loan, bridge loan and floating rate notes was 5.10% and 4.99%, respectively.  At March 29, 2008, the LIBOR rate applicable to the revolving line of credit was 4.31%.  If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $2.9 million and $5.8 million, respectively.

On January 22, 2008, Berry entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  On April 23, 2008, the Company elected to terminate this agreement.  The Company received $2.4 million on April 25, 2008, as a result of the termination of this agreement.

Plastic Resin Cost Risk
We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  We manage our exposure to these market risks through our normal operations with purchasing negotiation, mechanical hedging, switching between certain resin products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts.  The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

Item 4.      Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2008, it was determined that those controls and procedures were not effective.

In connection with the merger and integration of Old Berry Group and Old Covalence Holding the Company has not completed the transition from Old Covalence’s financial system to Berry’s new financial system.  This resulted in a not fully implemented installation of disclosure controls and procedures in one specific area of one of the Old Covalence operating units as well as one area of income tax accounting as it relates to the combination of the two businesses; therefore, management’s oversight and review related to certain accounts and analyses at one of its operating segments and the income tax provision process was not timely or effective.  In light of the material weaknesses described above, the Company performed additional analyses and other procedures to ensure that the consolidated financial statements included in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These procedures included additional testing of certain balances and accounts as of March 29, 2008 to ensure the accuracy of the quarterly financial statements. Additionally, the Company performed a review of its tax provision model.  As a result of these and other expanded procedures, the Company concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

The Company is currently transitioning and converting the legacy Old Covalence Holding systems to the Old Berry Group systems.  Management believes that this conversion and the transition to the Old Berry Group accounting systems and controls will remediate the material weakness in the operating segment financial statement close process.  The Company expects to have this complete during fiscal 2008.

As a result of the formation of Berry Holding and recent acquisitions, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, shared services and financial reporting. In connection with the above activities, the Company continues to focus on centralizing some of its core processing and general accounting in order to improve the Company internal control environment while advancing operating efficiencies.  The Company is in the process of migrating multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. The migration began in the third calendar quarter of 2007 and is scheduled to be completed in fiscal 2009. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed in Item 4 above.

Part II.  Other Information
Item 1.	Legal Proceedings

There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2007.
Item 1A.        Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2007, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 29, 2007.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.          Defaults Upon Senior Securities

Not Applicable

Item 4.          Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.          Other Information

Not Applicable

Item 6.          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Corporation

May 12, 2008

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial and
 Accounting Officer)